Form 10-K
BAYVIEW FINANCIAL CORP MORTGAGE PASS THR CERTS SER 2003-E
filed 2004-03-30
CIK 1266556

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-104181-02


        Bayview Financial Securities Company, LLC.
        Mortgage Pass-Through Certificates
        Series 2003-E

     (Exact name of registrant as specified in its charter)


   New York                                         54-2132822
                                                    54-2132823
                                                    54-2132824
                                                    54-2132825
                                                    54-2132826
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-     Ext 2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X





  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.





  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A                             17
             Class AIO                            8
             Class B                              6
             Class F                              1
             Class IO                             3
             Class M1                             4
             Class M2                             5
             Class M3                             7
             Class M4                             4
             Class P                              1
             Class R                              1
             Class X                              1

             Total:                              58


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.




  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) CitiMortgage Inc. (MO), as Servicer <F1>
       c) GMAC Mortgage Corp, as Servicer <F1>
       d) HSBC Bank, USA, as Servicer <F1>
       e) Interbay Funding, LLC, as Servicer <F1>
       f) M & T Mortgage Corp, as Servicer <F1>
       g) Residential Funding Corp, as Servicer <F1>
       h) Washington Mutual Bank, F.A., as Servicer <F1>

     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) CitiMortgage Inc. (MO), as Servicer <F1>
       c) GMAC Mortgage Corp, as Servicer <F1>
       d) HSBC Bank, USA, as Servicer <F1>
       e) Interbay Funding, LLC, as Servicer <F1>
       f) M & T Mortgage Corp, as Servicer <F1>
       g) Residential Funding Corp, as Servicer <F1>
       h) Washington Mutual Bank, F.A., as Servicer <F1>

     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) CitiMortgage Inc. (MO), as Servicer <F1>
       c) GMAC Mortgage Corp, as Servicer <F1>
       d) HSBC Bank, USA, as Servicer <F1>
       e) Interbay Funding, LLC, as Servicer <F1>
       f) M & T Mortgage Corp, as Servicer <F1>
       g) Residential Funding Corp, as Servicer <F1>
       h) Washington Mutual Bank, F.A., as Servicer <F1>


     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 22, 2003, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        On November 10, 2003, December 02, 2003, and January 08, 2004 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.







                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Bayview Financial Securities Company, LLC.
     Mortgage Pass-Through Certificates
     Series 2003-E
     (Registrant)



  Signed: Bayview Financial Securities Company LLC, as Depositor


  By:     Stuart Waldman

  By: /s/ Stuart Waldman

  Dated: March 30, 2004



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.

Exhibit Index

Exhibit No.


Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification


  I, Stuart Waldman, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report , of Bayview Financial Securities Company, LLC. Mortgage Pass-Through Certificates, Series 2003-E Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Aurora Loan Srvcs Inc as Servicer, CitiMortgage Inc. (MO) as Servicer , GMAC Mortgage Corp as Servicer, HSBC Bank, USA as Servicer, Interbay Funding, LLC as Servicer, M & T Mortgage Corp as Servicer, Residential Funding Corp as Servicer, Washington Mutual Bank, F.A. as Servicer.

     Date: March 30, 2004

     /s/ Stuart Waldman
     Signature

     Vice President
     Title

Ex-99.1(a)

ERNST & YOUNG (Logo)

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720) 931-4000
Fax:   (720) 931-4444
www.ey.com

Report on Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the Company) complied with the servicing standards identified in Exhibit A to the Report of Management (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended November 30, 2003. Management is responsible for the Company's compliance with those specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the specified minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned specified minimum servicing standards during the year ended November 30, 2003, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 2, 2004

Ex-99.1(b)

(logo) KPMG

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

Independent Accountants' Report

The Board of Directors
CitiMortgage, Inc.:

We have examined management's assertion, included in the accompanying management assertion, that CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2003. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ KPMG LLP

St. Louis, Missouri
March 5, 2004

KPMG LLP, a U.S limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


Ex-99.1(c)
(logo) PRICEWATERHOUSECOOPERS



PricewaterhouseCoopers LLP
125 High Street
Boston MA 02110
Telephone (617) 530 5000
facsimile (617) 530-5001


Report of Independent Auditors



To the Board of Directors and Stockholder of GMAC Mortgage Corporation:



We have examined management's assertion about GMAC Mortgage Corporation and its subsidiaries' (the "Company") compliance with the minimum servicing standards ("standards") identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the standards.


In our opinion, management's assertion that the Company complied with the aforementioned standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

March 24, 2004


Ex-99.1(d)
[logo] KPMG

KPMG LLP
Suite 601
12 Fountain Plaza Buffalo. NY 14202

Independent Accountants' Report

The Board of Directors
HSBC Mortgage Corporation (USA):

We have examined management's assertion, included in the accompanying Management Assertion, that HSBC Mortgage Corporation (USA) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2003. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

In our opinion, management's assertion that HSBC Mortgage Corporation (USA) complied with the aforementioned minimum servicing standards during the year ended December 31, 2003 is fairly stated, in all material respects.

February 2, 2004 Buffalo, New York




/s/ KPMG



KPMG LLP, a US limited liability partnership, is the US member firm of KPMG International. a Swiss cooperative


Ex-99.1(e)
PRICEWATERHOUSECOOPERS   (LOGO)

PricewaterhouseCoopers LLP
Suite 1200
650 Third Avenue South
Minneapolis MN 55402
Telephone (612) 596-6000
Facsimile (612) 373-7160

Report of Independent Auditors

To the Board of Directors and Stockholders of Irwin Financial Corporation:

We have examined management's assertion about Irwin Financial Corporation and its subsidiaries, including Irwin Home Equity (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP

February 19, 2004




Ex-99.1(f)

(Logo) Price WaterHouse Coopers

PricewaterhouseCoopers LLP
3600 HSBC Center
Buffalo NY 14203-2879

Telephone (716) 856 4650
Facsimile (716) 8561208

Report of Independent Accountants

To the Board of Directors and Stockholder of M&T Mortgage Corporation

We have examined management's assertion about M&T Mortgage Corporation's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers
March 12,2004


Ex-99.1(g)

(Logo) PriceWaterhouseCoopers

PricewaterhouseCoopers LLP
650 Third Avenue South
Park Building
Minneapolis MN 55402-4333
Telephone (612) 596 6000
Facsimile (612) 373 7160


Report of Independent Accountants

To the Board of Directors and Stockholder of Residential Funding Corporation:

We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2003, included in the accompanying management assertion. Such assertion was examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before September 20,2003. Direct servicing functions are performed by various primary servicers and subservicers. Management is responsible for the Company's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific series of loans of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects.


/s/ PriceWaterhouseCoopers

February 20,2004

Ex-99.1(h)

(logo) Deloitte

Deloitte & Touche LLP
Suite 3300
925 Fourth Avenue
Seattle, WA 98104-1126 USA
Tel: +12067167000
Fax: + 1 2069657000
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Washington Mutual Bank, FA and Subsidiaries

We have examined management's assertion that Washington Mutual Bank, FA and subsidiaries (the "Company") has complied as of and for the year ended December 31, 2003, with its established minimum servicing standards for single family residential mortgages identified in the accompanying Management's Assertion, dated February 16, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003, is fairly stated, in all material respects, based on the criteria set forth in Appendix I.

/s/Deloitte & Touche

February 16, 2004



Member of
Deloitte Touche Tohmatsu



Ex-99.2(a)

Management's Assertion on Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Aurora Loan Services, Inc. (the Company), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of November 30, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2003, the Company complied, in all material respects, with the specified minimum servicing standards.

As of November 30, 2003 and for the year then ended, the Company had in effect a fidelity bond and an errors and omissions policy in the amount of $70,000,000.

/s/ Ralph A. Lenzi III
Ralph A. Lenzi III
Chief Executive Officer

/s/ Rick W. Skogg
Rick W. Skogg
President

/s/ Roy W. Browning III
Roy W. Browning III
Chief Financial Officer

February 2, 2004



Exhibit A

Specified Minimum Servicing Standards

I. Custodial Bank Accounts

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

a. be mathematically accurate;

b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.


2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.



Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.



Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


Ex-99.2(b)

(logo) citimortgage

CitiMortgage, Inc.
1000 Technology Drive
Mail Station 822
0' Fallon, Missouri 63304

MANAGEMENT ASSERTION

As of and for the year ended December 31, 2003, CitiMortgage, Inc. and subsidiaries and CitiMortgage Asset Management, Inc. (collectively referred to as the Company) has complied, in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy of $200 million and errors and omissions policy in the amount of $75 million.

Very truly yours,

/s/ By: David Schneider
David Schneider, President & Chief Operating Officer, Citimortgage, Inc.

/s/ By:  Bill Beckmann
Bill Beckmann, President, Citigroup Real Estate Servicing and Technology

/s/ By:  Paul Ince
Paul Ince, Chief Financial Officer, CitiMortgage, Inc.

March 5, 2004

A member of citigroup  (logo)


Ex-99.2(c)

(logo) GMAC Mortgage


Exhibit 1


Managements Assertion Concerning Compliance with USAP Minimum Servicing Standards


March 19,2004


As of and for the year ended December 31, 2003, GMAC Mortgage Corporation and its subsidiaries (the "Company") have complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").


As of and for this same period the Company had in effect fidelity bond and errors and omissions policies in the amounts of $125,000,000 and $100,000,000, respectively.



/s/ David Applegate
David Applegate
Chief Executive Officer
GMAC Residential Holding Corp



/s/ Ralph Hall
Ralph Hall
Chief Operating Officer
GMAC Residential Holding Corp

Ex-99.2(d)

[logo] HSBC


Management Assertion

As of and for the year ended December 31, 2003, HSBC Mortgage Corporation (USA) complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of$660,691,500 and $48,000,000, respectively.


/s/ David J. Hunter
David J. Hunter
President


/s/ Daniel B. Duggan
Daniel B. Duggan
SVP, Risk Management I


/S/ Gary P.  Zimmermann
Gary P.  Zimmermann
SVP, Mortgage Services

Ex-99.2(e)
INTERBAY   (LOGO)
FUNDING, LLC

Report of Management

We, as members of management of InterBay Funding, LLC (the Company), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum servicing standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $3,500,000 for the period from January 1, 2003 through December 31, 2003.

/s/ Richard O'Brien
Managing Director of Loan Servicing

February 13, 2004


4435 Ponce de Leon Blvd. / 5th Floor / Coral Gables, FL 33146 /
Tel: (800) 457-5105

Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      a. be mathematically accurate;

      b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

      c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

      d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

Exhibit A

Specified Minimum Servicing Standards (continued)

III. Disbursements

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accouting and Reporting

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgagor Loan Accounting

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

Exhibit A

Specified Minimum Servicing Standards (continued)

V. Mortgagor Loan Accounting (continued)

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.







Ex-99.2(f)

M&T Mortgage Corporation
A Subsidiary of M&T Bank

Exhibit 1

Management's Assertion Concerning Compliance
With USAP Minimum Servicing Standards

March 12, 2004

As of and for the year ended December 31,2003, M&T Mortgage Corporation (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $55,000,000 and $44,000,000, respectively.


M&T Mortgage Corporation

/s/ James J. Beardi
James J. Beardi
President

/s/ Mark J. Mendel
Mark J. Mendel
Administrative Vice President


P.O. Box 1288, Buffalo, NY 14240, 7166267010 8007242224 Mortgage account information, just a click away. www.mandtmortgage.com


Ex-99.2(g)

[LOGO GMAC RFC]

Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 22, 2004

PricewaterhouseCoopers LLP
650 Third Avenue Sout
Suite
1300 Minneapolis, MN 55402

As of and for the year ended December 31, 2003, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various primary servicers and subservicers.

Our minimum standards are:
I. CUSTODIAL BANK ACCOUNTS

A. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

1) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

3) Be reviewed and approved by someone other than the person who prepared the reconciliation, and document explanation for reconciling items.

4) These reconciling items shall be resolved within ninety {90} calendar days of their original identification.

GMAC-RFC
8400 Normandale Lake Blvd. Suite 250

GMAC RFC

B. Each custodial and escrow account as maintained by the master servicer and subservicer shall be maintained in an eligible account in trust for the applicable certificateholders as prescribed by applicable pooling and servicing agreements.

C. Funds shall be advanced by the master servicer, the primary servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.

II. SUBSERVICER REMITTANCES

A. Remittances for mortgage payments and payoffs received from primary servicers or subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

B. Remittances from primary servicers or subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

C. Reconciliations shall be performed monthly for each primary servicer and subservicer remittance. These reconciliations shall:

I) Be mathematically accurate.

2) Be prepared within thirty (30) calendar days after the cutoff date.

III. DISBURSEMENTS

A. Disbursements to investors shall be made in accordance with the applicable pooling and servicing agreements and/or the prospectus indicating how cash flows are to be allocated.

B. Amounts remitted to investors per our investor reports shall agree with the custodial bank statements.

C. Only permitted withdrawals per the applicable pooling and servicing agreements shall be made from the custodial accounts for certificateholders.

D. Disbursements of investor funds from custodial accounts via wire transfer shall be made only by authorized personnel.

C GMAC-RFC
8400 Normandale lake Blvd.      Suite 250      Minneapolis, MN 55437
952.857.7000 gmacrfc.com


GMAC RPC

IV. INVESTOR ACCOUNTING AND REPORTING

A. Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.

V. MORTGAGOR ACCOUNTING

A. Uniform Single Attestation Program reports from external primary servicers or subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

B. Mortgage loan records shall agree with, or reconcile to, the mortgage loan records maintained by the primary servicers or subservicers with respect to unpaid principal balance on a monthly basis.

VI. DELINQUENCIES

A. Reports from primary servicers and subservicers identifying delinquent loans shall be received and reviewed monthly. Reports shall be made with each distribution to certificateholders as to the number and aggregate principal balances of delinquent mortgage loans, based on the most recent reports furnished by the primary servicers and subservicers.

VII.INSURANCE POLICES

A. As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.

GMAC-RFC
8400 Normandale lake Blvd.      Suite 250
Minneapolis, MN 55437 952.857.7000 gmacrfc.com


GMAC-RFC

/s/ Bruce Paradis
Bruce Paradis
Residential Funding Corporation
President & Managing Director

/s/ Davee Olson
Davee Olson
Residential Funding Corporation
Chief Financial Officer & Managing Director

/s/Eric Scholtz
Eric Scholtz
Residential Funding Corpration
Managing Director

GMAC-RFC
8400 Normandale lake Blvd.      Suite 250
Minneapolis, MN 55437 952.857.7000 gmacrfc.com








Residential Funding Corporation
December 31, 2003
Exhibit 1

1985 Series             1992 Series         1993 Series          1995 Series
                        (cont.)             (cont.)              (cont.)
1985 MS-ASL (1014)
1985 MS-ASL (1034)      1992-S33            1993-S44             1995-J3
1985 MS-ASL (1038)      1992-S34            1993-S45             1995-J4
1985 MS-ASL (1052)      1992-S35            1993-S47             1995-QS1
1985 MS-ASL (1059)      1992-S36            1993-S48             1995-R20
1985 MS-ASL (1060)      1992-S38            1993-S49             1995-R5
1985 MS-ASL (1088)      1992-S39            1993-S6              1995-S1
                        1992-S41            1993-S7              1995-S10
                        1992-S43            1993-S9              1995-S11
1986 Series             1992-S44            1993-WH15B           1995-S12
                        1992-S6             1993-WH15C           1995-S14
1986-A NYCF             1992-S9             1993-WH2             1995-S15
                                                                 1995-S16
                                                                 1995-S17
1987 Series             1993 Series         1994 Series          1995-S18
                                                                 1995-S19
1987-A NYCF             1993-6              1994-MZ1             1995-S21
1987-WH2                1993-J2             1994-S1              1995-S3
                        1993-J3             1994-S10             1995-S4
                        1993-MZ1            1994-S11             1995-S6
1988 Series             1993-MZ2            1994-S12             1995-S7
                        1993-MZ3            1994-S13             1995-S8
1988-A NYCF             1993-S11            1994-S14             1995-S9
1988-SBRC WH1           1993-S12            1994-S15             1995-WH12
                        1993-S13            1994-S16             1995-WH13
                        1993-S14            1994-S17             1995-WH14
1989 Series             1993-S15            1994-S18             1995-WH15
                        1993-S16            1994-S2              1995-WH18
1989-SW1                1993-S17            1994-S3              1995-WH5
                        1993-S2             1994-S5
                        1993-S20            1994-S7
1990 Series             1993-S21            1994-S8              1996 Series
                        1993-S23            1994-S9
1990-A NYCF             1993-S25            1994-WH1             1996-A SANTA
                        1993-S26            1994-WH14            1996-KS2
                        1993-S27            1994-WH16D           1996-QS1
1992 Series             1993-S28            1994-WH21            1996-QS2
                        1993-S29            1994-WH4B            1996-QS3
1992-2                  1993-S3                                  1996-QS4
1992-4                  1993-S30                                 1996-QS5
1992-5                  1993-S31            1995 Series          1996-QS6
1992-D                  1993-S32                                 1996-QS7
1992-J1                 1993-S34            1995-2 SBMS          1996-QS8
1992-J10                1993-S36            1995-3 SBMS          1996-RHS4
1992-J9                 1993-S37            1995-HWH1            1996-S1
1992-S11                1993-S39            1995-HWH2            1996-S10
1992-S16                1993-S40            1995-HWH3            1996-S11
1992-S18                1993-S41            1995-HWH3            1996-S13
1992-S2                 1993-S42            1995-HWH4            1996-S14
1992-S20                1993-S43            1995-HWH5            1996-S15
1992-S22                                    1995-J1
1992-S24                                    1995-J2
1992-S27
1992-S31
1992-S32









Residential Funding Corporation
December 31, 2003
Exhibit 1

1996 Series          1997 Series          1998 Series          1999 Series
(cont.)              (cont.)              (cont.)              (cont.)

1996-S17             1997-QS2             1998-QS3             1999-HWH6
1996-S18             1997-QS3             1998-QS4             1999-KS1
1996-S19             1997-QS4             1998-QS5             1999-KS2
1996-S2              1997-QS5             1998-QS6             1999-KS3
1996-S21             1997-QS6             1998-QS7             1999-KS4
1996-S23             1997-QS7             1998-QS8             1999-NWH1
1996-S3              1997-QS8             1998-QS9             1999-NWH2
1996-S4              1997-QS9             1998-QWH1            1999-NWH3
1996-S5              1997-WH10            1998-QWH2            1999-NWH4
1996-S6              1997-WH11            1998-QWH2            1999-NWH5
1996-S7              1997-WH14            1998-RS1             1999-QS1
1996-S8              1997-WH15            1998-S14             1999-QS10
1996-S9              1997-WH5             1998-S16             1999-QS11
1996-SW1A            1997-WH9             1998-S18             1999-QS12
1996-SW1B                                 1998-S19             1999-QS13
1996-SW1C                                 1998-S21             1999-QS14
1996-SW1D            1998 Series          1998-S22             1999-QS15
1996-WH10                                 1998-S23             1999-QS2
1996-WH11            1998-A (1998-B)      1998-S25             1999-QS3
1996-WH18            1998-A SANTA         1998-S26             1999-QS4
1996-WH19            1998-B (1999-A)      1998-S27             1999-QS5
1996-WH4D            1998-HI2             1998-S28             1999-QS6
1996-WH5             1998-HI4             1998-S29             1999-QS7
1996-WH7             1998-HWH1            1998-S30             1999-QS8
                     1998-HWH2            1998-S31             1999-QS9
1997 Series          1998-HWH3            1998-S4              1999-QWH1
                     1998-HWH5            1998-S7              1999-QWH2
1997-2               1998-HWH6            1998-WH10            1999-QWH3
1997-A SANTA         1998-HWH7            1998-WH13            1999-RS1
1997-GMACM4          1998-KS1             1998-WH14            1999-RS2
1997-HI1             1998-KS2             1998-WH1E            1999-RS3
1997-HI3             1998-KS3             1998-WH4             1999-RS4
1997-KS1             1998-KS4             1998-WH6             1999-RS5
1997-KS2             1998-NS1             1998-WH8             1999-S1
1997-KS3             1998-NS2             1998-WH9 I           1999-S10
1997-KS4             1998-NWH2            1998-WH9 II          1999-S11
1997-NPC1            1998-NWH4                                 1999-S12
1997-NWH1            1998-NWH8                                 1999-S13
1997-NWH3            1998-QS1             1999 Series          1999-S14
1997-NWH4            1998-QS10                                 1999-S15
1997-NWH5            1998-QS11            1999-HI1             1999-S16
1997-NWH6            1998-QS12            1999-HI4             1999-S17
1997-NWH9            1998-QS13            1999-HI6             1999-S18
1997-QS1             1998-QS14            1999-HI8             1999-S2
1997-QS10            1998-QS15            1999-HWH1            1999-S20
1997-QS11            1998-QS16            1999-HWH2            1999-S22
1997-QS12            1998-QS17            1999-HWH3            1999-S25
1997-QS13            1998-QS2             1999-HWH4            1999-S3
                                          1999-HWH5








Residential Funding Corporation
December 31, 2003
Exhibit 1

1999 Series          2000 Series          2001 Series          2001 Series
(cont.)              (cont.)              (cont.)              (cont.)

1999-S4              2000-NWH6            2001-HWH2            2001-RS1
1999-S5              2000-NWH7            2001-KS1             2001-RS2
1999-S6              2000-PTWH2           2001-KS2             2001-RS3
1999-S7              2000-PTWH3           2001-KS3             2001-RZ1
1999-S8              2000-QS1             2001-KS4             2001-RZ2
1999-S9              2000-QS10            2001-MWH1            2001-RZ3
1999-WH10            2000-QS11            2001-NWH1            2001-RZ4
1999-WH11            2000-QS12            2001-NWH10           2001-S10
1999-WH12            2000-QS13            2001-NWH11           2001-S11
1999-WH13            2000-QS14            2001-NWH12           2001-S12
1999-WH14            2000-QS2             2001-NWH2            2001-S13
1999-WH18            2000-QS3             2001-NWH3            2001-S14
1999-WH2             2000-QS4             2001-NWH4            2001-S15
1999-WH3             2000-QS5             2001-NWH5            2001-S16
1999-WH4             2000-QS6             2001-NWH9            2001-S17
1999-WH5             2000-QS7             2001-PTWH10          2001-S18
1999-WH7             2000-QS8             2001-PTWH11          2001-S19
1999-WH8             2000-QS9             2001-PTWH12          2001-S20
                     2000-QWH1            2001-PTWH14          2001-S21
                     2000-QWH2            2001-PTWH16          2001-S22
2000 Series          2000-RS1             2001-PTWH17          2001-S23
                     2000-RS2             2001-PTWH18          2001-S24
2000-HI1             2000-RS3             2001-PTWH19          2001-S25
2000-HI2             2000-RS4             2001-PTWH4           2001-S26
2000-HI3             2000-RZ1             2001-PTWH6           2001-S27
2000-HI4             2000-RZ2             2001-PTWH7           2001-S28
2000-HI5             2000-S3              2001-PTWH8           2001-S29
2001-QS1             2001-S4
2000-HL1             2000-WH1             2001-QS10            2001-S9
2000-HS1             2000-WH10            2001-QS11            2001-WH1
2000-HWH1            2000-WH11            2001-QS12            2001-WH10
2000-HWH10           2000-WH12            2001-QS13            2001-WH11
2000-HWH11           2000-WH2             2001-QS14            2001-WH12
2000-HWH2            2000-WH4             2001-QS15            2001-WH13
2000-HWH3            2000-WH5             2001-QS16            2001-WH14
2000-HWH4            2000-WH8             2001-QS17            2001-WH2
2000-HWH5            2000-WH9             2001-QS18            2001-WH3
2000-HWH6                                 2001-QS19            2001-WH4
2000-HWH7                                 2001-QS2             2001-WH7
2000-HWH8            2001 Series          2001-QS3             2001-WH9
2000-HWH9                                 2001-QS4
2000-KS1             2001-CWH1            2001-QS5
2000-KS2             2001-HI1             2001-QS6             2002 Series
2000-KS3             2001-HI2             2001-QS7
2000-KS4             2001-HI3             2001-QS8             2002-HI1
2000-KS5             2001-HI4             2001-QS9             2002-HI2
2000-NWH1            2001-HS1             2001-RM1             2002-HI3
2000-NWH2            2001-HS2             2001-RM2             2002-HI4
2000-NWH3            2001-HS3                                  2002-HI5
2000-NWH5            2001-HWH1








Residential Funding Corporation
December 31, 2003
Exhibit 1

2002 Series          2002 Series          2002 Series          2003 Series
(cont.)              (cont.)              (cont.)              (cont.)

2002-HS1             2002-QS12            2002-S8              2003-HS4
2002-HS2             2002-QS13            2002-S9              2003-HWH1
2002-HS3             2002-QS14            2002-SA1             2003-HWH2
2002-HWH1            2002-QS15            2002-SA2             2003-KS1
2002-HWH2            2002-QS16            2002-SL1             2003-KS10
2002-HWH3            2002-QS17            2002-WH1             2003-KS11
2002-HWH4            2002-QS18            2002-WH10            2003-KS2
2002-KS1             2002-QS19            2002-WH11            2003-KS3
2002-KS2             2002-QS2             2002-WH12            2003-KS4
2002-KS3             2002-QS3             2002-WH13            2003-KS5
2002-KS4             2002-QS4             2002-WH14            2003-KS6
2002-KS5             2002-QS5             2002-WH15            2003-KS7
2002-KS6             2002-QS6             2002-WH16            2003-KS8
2002-KS7             2002-QS7             2002-WH17            2003-KS9
2002-KS8             2002-QS8             2002-WH18            2003-NT1
2002-NWH1            2002-QS9             2002-WH19            2003-NT2
2002-NWH2            2002-RM1             2002-WH2             2003-NT3
2002-NWH3            2002-RP1             2002-WH20            2003-NT4
2002-NWH4            2002-RP2             2002-WH21            2003-NT5
2002-PTWH1           2002-RS1             2002-WH22            2003-NT6
2002-WH10            2002-RS2             2002-WH24            2003-NT7
2002-PTWH13          2002-RS3             2002-WH25            2003-NT8
2002-PTWH15          2002-RS4             2002-WH26            2003-NWH1
2002-PTWH16          2002-RS5             2002-WH27            2003-NWH2
2002-PTWH19          2002-RS6             2002-WH28            2003-PTWH1
2002-PTWH20          2002-RS7             2002-WH29            2003-PTWH11
2002-PTWH21          2002-RZ1             2002-WH3             2003-PTWH12
2002-PTWH24          2002-RZ2             2002-WH30            2003-PTWH13
2002-PTWH25          2002-RZ3             2002-WH31            2003-PTWH14
2002-PTWH28          2002-RZ4             2002-WH32            2003-PTWH15
2002-PTWH31          2002-S1              2002-WH33            2003-PTWH17
2002-PTWH33          2002-S10             2002-WH34            2003-PTWH18
2002-PTWH35          2002-S11             2002-WH4             2003-PTWH19
2002-PTWH36          2002-S12             2002-WH5             2003-PTWH20
2002-PTWH4           2002-S13             2002-WH6             2003-PTWH21
2002-PTWH40          2002-S14             2002-WH7             2003-PTWH24
2002-PTWH41          2002-S15             2002-WH8             2003-PTWH25
2002-PTWH42          2002-S16             2002-WH9             2003-PTWH26
2002-PTWH44          2002-S17                                  2003-PTWH27
2002-PTWH45          2002-S18                                  2003-PTWH28
2002-PTWH46          2002-S19             2003 Series          2003-PTWH29
2002-PTWH47          2002-S2                                   2003-PTWH4
2002-PTWH5           2002-S20             2003-HI1             2003-PTWH8
2002-PTWH7           2002-S3              2003-HI2             2003-PTWH9
2002-PTWH9           2002-S4              2003-HI3             2003-QA1
2002-QS1             2002-S5              2003-HI4             2003-QR13
2002-QS10            2002-S6              2003-HS1             2003-QR19
2002-QS11            2002-S7              2003-HS2             2003-QR24
                                          2003-HS3










Residential Funding Corporation
December 31, 2003
Exhibit 1

2003 Series          2003 Series          2003 Series
(cont.)              (cont.)              (cont.)

2003-QS1             2003-S14             2003-WH39
2003-QS10            2003-S15             2003-WH4
2003-QS11            2003-S16             2003-WH5
2003-QS12            2003-S17             2003-WH6
2003-QS13            2003-S18             2003-WH7
2003-QS14            2003-S19             2003-WH8
2003-QS15            2003-S2              2003-WH9
2003-QS16            2003-S20
2003-QS17            2003-S3
2003-QS18            2003-S4
2003-QS19            2003-S5
2003-QS2             2003-S6
2003-QS20            2003-S7
2003-QS21            2003-S8
2003-QS22            2003-S9
2003-QS23            2003-SL1
2003-QS3             2003-WH1
2003-QS4             2003-WH10
2003-QS5             2003-WH11
2003-QS6             2003-WH12
2003-QS7             2003-WH13
2003-QS8             2003-WH14
2003-QS9             2003-WH15
2003-RM1             2003-WH16
2003-RM2             2003-WH17
2003-RP1             2003-WH18
2003-RP2             2003-WH19
2003-RS1             2003-WH2
2003-RS10            2003-WH20
2003-RS11            2003-WH21
2003-RS2             2003-WH22
2003-RS3             2003-WH23
2003-RS4             2003-WH24
2003-RS5             2003-WH25
2003-RS6             2003-WH26
2003-RS7             2003-WH27
2003-RS8             2003-WH28
2003-RS9             2003-WH29
2003-RZ1             2003-WH3
2003-RZ2             2003-WH30
2003-RZ3             2003-WH31
2003-RZ4             2003-WH32
2003-RZ5             2003-WH33
2003-S1              2003-WH34
2003-S10             2003-WH35
2003-S11             2003-WH36
2003-S12             2003-WH37
2003-S13             2003-WH38



Ex-99.2(h)

(logo) Washington Mutual

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2003, Washington Mutual Inc. and Subsidiaries (the Company) has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the Standards). The Standards are based on the Mortgage Banker's Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $110 million, and errors and omissions policy in the amount of $20 million.

/s/ Deanna Oppenheimer
Deanna Oppenheimer
President
Consumer Group

/s/ Dyn Beito
Dayne Beito
Executive Vice President
Home Loans Service Delivery - Consumer Group

/s/ Anthony T. Meola
Anthony T. Meola
Executive Vice President
Home Loans Production - Consumer Group

February 16, 2004

(logo) Washington Mutual

Washington Mutual WASHINGTON MUTUAL, INC. AND SUBSIDIARIES

APPENDIX I: MINIMUM SERVICING STANDARDS FOR SINGLE FAMILY RESIDENTIAL MORTGAGES AS SET FORTH IN THE MORTGAGE BANKERS ASSOCIATION OF
AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

1. CUSTODIAL BANK ACCOUNTS

1. Recol1ciliations shall be prepared on a monthly basis for all custodial bank accountS and related bank clearing accounts. These reconciliations shall:

0 be mathematically accurate;

0 be prepared within forty-five (45) calendar days after the cutoff date;

0 be reviewed and approved by someone other than the person who prepared the reconciliation; and

0 document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank aCCOuntS and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within twO business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.


(logo) Washington Mutual

3. Tax and insurance payments shall be made on or before the penalty Or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks or other form of payment or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent Unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance On a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest On escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans, including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness Or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


Ex-99.3(a)

(logo) ALS AURORA LOAN SERVICES INC.
National Servicing Center

601 Fifth Avenue. P.O. Box 1706 .Scottsbluff, NE 69363-1706 .Fax: 308-630-6700

February 28, 2004

Bayview
Attn: Fabiola Suzarra
4425 Ponce De Leon Blvd. 4th Floor
Coral Gables FL 33146


Subject: Annual Officer's Certification
Fiscal Year 2003
BAYVIEW 2003-6 L46; BAYVIEW 2003-4 L25; BAYVIEW 2003-E L59; BAYVIEW
2003-FL82

Dear Master Servicer:

The undersigned Officer certifies the following for the Fiscal Year 2003

(A) I have reviewed the activities and performance of Aurora Loan Services Inc. (the "Servicer") during the preceding fiscal year under the terms of the Servicing Agreement to the best of this Officers' knowledge and belief, the Servicer has fulfilled all of its duties, responsibilities and obligations under this Agreement throughout Fiscal Year 2003, or if there has been a material default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each such material default or failure and the nature and status thereof has been reported to Bayview.

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the Servicing Agreement are in full force and effect;

(D) All premiums for each Hazard Insurance policy, Flood Insurance policy (if applicable) and Primary Mortgage insurance policy (if applicable), with respect to each Mortgaged Property, have been paid and all such insurance policies are in full force and effect; or, with respect to Hazard Insurance policies and/or Flood Insurance policies that are not in full force and effect, appropriate force placed individual and/or blanket policies are in full force and effect for each Mortgaged Property;

(E) All known real estate taxes, governmenta1 assessments and any other expenses accrued and due, that if not paid, could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment bas been reported to Bayview

(F) All Custodial Accounts have been reconciled and are properly funded; and,

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per Section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:


/s/ Robert E. Simpson
Officer: Robert E. Simpson
Title: Executive Vice President



ALS-01-6/99


Ex-99.3(b)



(Logo) Citi

CitiMortgage, Inc
P.O. BOX 790013
M.S.313
St. Louis, MO 63179-0013
www.citimortgage.com


March 12,2004
Investor # 6121

11000 BROKEN LAND PARKWAY
WELLS FARGO BANK
COLUMBIA MD 21044

OFFICER'S CERTIFICATE

RE: Annual Statement as to Compliance:

Dear Investor:

The activities of CitiMortgage, Inc., performed under the above-captioned agreement during the preceding calendar year, have been conducted under my supervision. Based upon a review of those activities arid to the best of my knowledge, CitiMortgage, Inc. has fulfilled all of its obligations under this agreement.

CitiMortgage, Inc.

By /s/ Patsy M. Barker
Patsy M. Barker, Vice President

By /s/ Timothy Kilgert
Timothy Kilgert, Assistant Vice President













A Member Of Citigroup (logo) Umbrella



Ex-99.3(c)



(logo) GMAC Mortgage


March 15, 2004

Wells Fargo Bank, NA
Attn: Kim Wiggins
9062 Old Annapolis Road
Columbia, MD 21045-1951

Re: Officers Statement of Compliance
Year Ending 2003
Wells Fargo Master Serviced Deals


We hereby certify to the best of our knowledge and belief, that for the calendar year 2003:


1. A review of the activities of the Seller / Servicer and of performance according to the Seller / Servicer contract has been made with the undersigned Officer's knowledge.

2. To the best of the undersigned Officer's knowledge, and based on such review, the Seller/ Servicer has fulfilled all its obligations under the Guides for such year.

3. If applicable, GMACM has filed the information returns with respect to the receipt of mortgage interest pursuant to Sections 6050H, 6050J and 6050P of the Code, received in a trade or business, reports of foreclosures and abandonment's of any Mortgaged Property and the information returns relating to cancellation of indebtedness income with respect to any Mortgaged Property.

4. All hazard, flood, FHA mortgage insurance and primary mortgage insurance premiums, taxes, ground rents, assessments and other lienable items have been paid in connection with the mortgaged properties.

5. All property inspections have been completed as required.

6. Compliance relative to Adjustable Rate Mortgages has been met.

7. Fidelity Bond and Errors and Omissions Insurance coverage is current, in full force and effect.


Servicer: GMAC Mortgage Corporation

By: /s/ Michael Kacergis

Name: Michael Kacergis

Title: Manager, Operations Risk Management



GMAC Mortgage Corporation
500 Enterprise Road
Horsham, PA 19044



Ex-99.3(d)
Annual Statement as to Compliance

We have reviewed the activities and performance of HSBC Mortgage Corporation
(USA) under the Servicing Agreement for the year ended December 31,2003. To the best of my knowledge, based upon such review, the HSBC Mortgage Corporation
(USA) has fulfilled its duties, responsibilities and obligations under the Servicing Agreement.


/s/ Gary P. Zimmermann
Gary P. Zimmermann
Senior Vice President
Mortgage Servicing



Ex-99.3(e)



OFFICER'S CERTIFICATE

Wells Fargo Bank, National Association, as Master Servicer
9062 Old Annapolis Road
Columbia, Maryland 21045

Attention: Master Servicing Department

Bayview Financial Trading Group, L.P., as Owner
4425 Ponce de Leon Boulevard,
4th Floor Coral Gables, Florida 33146
Attention: Tom Carr, Esq.

Reference is hereby made to the servicing agreements (each, an "Agreement") listed on Exhibit A attached hereto and entered into by Interbay Funding, LLC, in its capacity as servicer (the "Servicer"). The undersigned, a duly authorized officer of the Servicer, hereby certifies that: (x) a review of the activities of the Servicer during the calendar year ended December 31, 2003 and of performance under each Agreement has been made under his supervision, and (y) to the best of his knowledge, based on such review, the Servicer has fulfilled all of its obligations under each Agreement throughout the calendar year ended December 31, 2003.


Very Truly Yours,
/s/ Richard O'Brien
Name: Richard O'Brien
Title: Senior Vice President
Date: March 12, 2004
103919 lnterbay Annual Officer's Certificates (2003)



Exhibit A

1. Sub servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of November 1, 1999 (1999-C);

2. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of February 1, 2000 (2000-A);

3. Servicing Agreement by and between Bayview Financial Trading Group, L.P. Interbay Funding, LLC dated as of April!, 2000 (2000-B);

4. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of July 1,2000 (2000-C);

5. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of November 1,2000 (2000-D);

6. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of April I, 2001 (2001-A);

7. Servicing Agreement by and between Bayview Financial Trading Group, L.P. Interbay Funding, LLC dated as of July 1, 2001 (2001-B);

8. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of August 1,2001 (2001-C);

9. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of November 1,2001 (2001-D);

10. Servicing Agreement by and between Bayview Financial Trading Group, L.P, Interbay Funding, LLC dated as of January 1, 2002 (2002-A);

11. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of March 1,2002 (2002-B);

12. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of April 1, 2002 (2002-C);

13. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of July 1,2002 (2002-D);

14. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of September 1,2002 (2002-E);

15. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of December 1, 2002 (2002-F);

16. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of January 1, 2003 (2003-A);

103919 Interbay Annual Officer's Certificates (2003)



17. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of February 1,2003 (2003-B);

18. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of June 1,2003 (BCAT 2003-1);

19. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of December 1,2003 (2003-G);

20. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of April I, 2003 (2003-C);

21. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of July 1, 2003 (2003-D);

22. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of September 1,2003 (2003-E);

23. Servicing Agreement by and between Bayview Financial Trading Group, L.P. and Interbay Funding, LLC dated as of November 1, 2003 (2003-F);

24. Collection and Remittance Agreement by and between Bayview Financial Asset Trust 2002-F and Interbay Funding, LLC dated as of December 1, 2002 (2002-F);

25. Collection and Remittance Agreement by and between Bayview Financial Asset Trust 2003-B and Interbay Funding, LLC dated as of February 1,2003 (2003-B); and

26. Collection and Remittance Agreement by and between Wachovia Bank, National Association and Interbay Funding, LLC dated as of April I, 2003 (2003-C).

103919 Interbay Annual Officer's Certificates (2003)



Ex-99.3(f)



M&T Mortgage Corporation
A Subsidiary of M&T Bank

Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045

Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies that following for the 2003 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or HGLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo bank Minnesota, N .A.'

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


March 20, 2004
Date

Certified By:
/s/ Juliet Alexander
Assistant Vice President
Title

P.O. Box 1288, Buffalo, NY 14240, 7166267010 8007242224 Mortgage account information, just a click away. www.mandtmortgage.com


Ex-99.3(g)



GMAC RFC

2003 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

Pursuant to the governing documents including, but not limited to various Pooling and Servicing Agreements, Indentures, Trust Agreements and Sales and Servicing Agreements ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, and an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Managing Director and Director of Residential Funding Corporation, hereby certify that:

(i) a review of the activities of the Master Servicer during the proceeding calendar year has been conducted, and the performance of the duties outlined in the Agreements has been made under the undersigned officers supervision.

(ii) to the best of the undersigned officers knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled its obligations relating to the Agreements in all material respects throughout such year; and

(iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year; and

(iv) to the best of the undersigned officers' knowledge, each Subservicer has fulfilled its obligations under the servicing agreement with respect to Section 6050H, 6050J and 6050P of the Internal Revenue Code with respect to the reporting of foreclosures and abandonment of Mortgage Properties.


Dated: March 26, 2004
/s/ Barbara Wendt
Barbara Wendt
Managing Director, Master Servicing


/s/ Darsi Meyer
Darsi Meyer
Director, Securities Administration


GMAC.RFC
2255 North Ontario Street Suite 400 Burbank, CA 91504
818.260.1400 gmacrfc.com


Ex-99.3(h)

OFFICER'S CERTIFICATE
ANNUAL STATEMENT OF COMPLIANCE

Reference is hereby made to Bayview Financial Acquisition Trust Mortgage Pass-Through Certificates, Series 2003-E and 2003-F (collectively, The "Securitizations"). Washington Mutual Bank, FA (the "Servicer") services mortgage loans in connection with the Securitizat1ons (the "Mortgage Loans") pursuant to the terms of that certain Servicing Agreement dated as of October 8, 2003 (the "Servicing Agreement") by and between Washington Mutual Bank, FA as Servicer, and Bayview Financial Trading Group, L.P. (the "Owner"). Capitalized terms used herein but not defined shall have the meanings assigned to them in the Servicing Agreement.

I, Pattie Stevens, an authorized officer of the Servicer, certify for the benefit of Wells Fargo Bank, N.A., as the Master Servicer of the Securitizations with respect to the calendar year immediately preceding the date of this Officer's Certificate (the "Relevant Year"), as follows:

1. A review of the activities of the Servicer during the Relevant Year and of performance under the Servicing Agreement has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout the Relevant Year, except as otherwise described below.

DATED as of March 15, 2004.


/s/ Pattie Stevens
Name: Pattie Stevens
Title: Senior Vice President

  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A                              1,314,295.64         40,739,218.10                 0.00             329,941,781.90
   AIO                            1,018,097.78                  0.00                 0.00                       0.00
   B                                101,868.58                  0.00                 0.00               8,329,000.00
   F                              1,198,695.25                  0.00                 0.00                       0.00
   IO                               537,698.37                  0.00                 0.00                       0.00
   M1                                93,113.47                  0.00                 0.00              21,866,000.00
   M2                                22,948.41                  0.00                 0.00               4,164,000.00
   M3                                51,785.54                  0.00                 0.00               7,288,000.00
   M4                                25,747.51                  0.00                 0.00               3,123,000.00
   P                                      0.00                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                              1,114,448.36                  0.00                 0.00                       0.00